Form 10-K
period 2025-12-31
Mercedes-Benz Auto Lease Trust 2024-B
filed 2026-03-31
CIK 2033250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2025
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The Indenture Trustee has provided the information contained in the following five paragraphs for purposes of compliance with Regulation AB:

U.S. Bank National Association (“U.S. Bank”) and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage backed securities ("RMBS") trusts. The complaints, primarily filed by investors or investor groups against U.S. Bank and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts. Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default.

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

Item 1122 of Regulation AB. Compliance with Applicable Servicing Criteria.

Each of the Sponsor, in its capacity as Servicer, and the Indenture Trustee (together with the Sponsor in its capacity as Servicer, each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function during the reporting period with respect to the pool assets held by the Issuing Entity. Each Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of December 31, 2025, and for the reporting period, which Reports on Assessment are attached as Exhibits 33.1 and 33.2 to this report on Form 10-K. In addition, each Servicing Participant has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm on its Report on Assessment. The Attestation Reports are attached as Exhibits 34.1 and 34.2 to this report on Form 10-K. The Report on Assessment prepared by the Indenture Trustee and the Attestation Report provided by the Indenture Trustee did not identify any material instance of noncompliance with the servicing criteria applicable to the Indenture Trustee. The Report on Assessment prepared by the Servicer and the Attestation Report provided by the Servicer did not identify any material instance of noncompliance with the servicing criteria applicable to the Servicer.

Item 1123 of Regulation AB. Servicing Compliance Statement.

The Servicer has completed a statement of compliance with its obligations under the applicable servicing agreement (a “Compliance Statement”) signed by an authorized officer of the Servicer. The Compliance Statement is attached as Exhibit 35.1 to this report on Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report

(1)	Not applicable.

(2)	Not applicable.

(3)	See Item 15(b) below.

(b)	Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description
1.1	Underwriting Agreement, dated September 17, 2024, among Mercedes-Benz Trust Leasing LLC, as Depositor, Mercedes-Benz Financial Services USA LLC, and MUFG Securities Americas Inc., BNP Paribas Securities Corp. and Citigroup Global Markets Inc., as representatives of the several underwriters named therein (included in Exhibit 1.1 to the Form 8-K of the Issuing Entity, as filed with the SEC on September 19, 2024, which is incorporated herein by reference).
3.1	Certificate of Formation of Mercedes-Benz Trust Leasing LLC (included in Exhibit 3.1 to the Registration Statement on Form SF-3 of the Depositor, Nos. 333-265682 and 333-265682-01, as filed with the SEC on June 17, 2022, which is incorporated herein by reference).
3.2	Limited Liability Company Agreement of Mercedes-Benz Leasing LLC (included in Exhibit 3.2 to the Registration Statement on Form S-3 of the Depositor, Nos. 333-178761 and 333-178761-01, as filed with the SEC on December 27, 2011, which is incorporated herein by reference).
3.5	Amended and Restated Trust Agreement of Mercedes-Benz Vehicle Trust, dated as of January 31, 2023, among Mercedes-Benz Trust Holdings LLC, as initial beneficiary, BNY Mellon Trust of Delaware, as trustee, and Mercedes-Benz Financial Services USA LLC, as titling trust administrator (included as Exhibit 3.5 to Post-Effective Amendment No. 1 to the Registration Statement on Form SF-3 of the Depositor, Nos. 333-265682 and 333-265682-01, as filed with the SEC on March 21, 2023, which is incorporated herein by reference).
4.1	Indenture, dated as of September 1, 2024, between the Issuing Entity and U.S. Bank Trust Company, National Association, as Indenture Trustee (included in Exhibit 4.1 to the Form 8-K of the Issuing Entity, as filed with the SEC on September 26, 2024, which is incorporated herein by reference).
4.2	Amended and Restated Trust Agreement, dated as of September 1, 2024, among Mercedes-Benz Leasing LLC, as Depositor, and Wilmington Trust, National Association, as Owner Trustee (included in Exhibit 4.2 to the Form 8-K of the Issuing Entity, as filed with the SEC on September 26, 2024, which is incorporated herein by reference).
4.3	Second Amended and Restated Collateral Agency Agreement, dated as of May 1, 2023, among Mercedes-Benz Vehicle Trust, as borrower, U.S. Bank Trust National Association, as administrative agent, Collateral Title Co., as collateral agent, and Mercedes-Benz Financial Services USA LLC, as lender and as servicer (included in Exhibit 4.3 to the Form 8-K of the Issuing Entity, as filed with the SEC on September 19, 2024, which is incorporated herein by reference).
4.4	2024-B Exchange Note Supplement, dated as of September 1, 2024, among Mercedes-Benz Vehicle Trust, as borrower, U.S. Bank Trust National Association, as administrative agent, Collateral Title Co., as collateral agent, Mercedes-Benz Financial Services USA LLC, as lender and as servicer, and U.S. Bank Trust Company, National Association, as Indenture Trustee (included in Exhibit 4.4 to the Form 8-K of the Issuing Entity, as filed with the SEC on September 26, 2024, which is incorporated herein by reference).
10.1	First-Tier Sale Agreement, dated as of September 1, 2024, between Mercedes-Benz Financial Services USA LLC, as seller, and Mercedes-Benz Trust Leasing LLC, as purchaser (included in Exhibit 10.1 to the Form 8-K of the Issuing Entity, as filed with the SEC on September 26, 2024, which is incorporated herein by reference).

Exhibit Number	Description
10.2	Second-Tier Sale Agreement, dated as of September 1, 2024, between Mercedes-Benz Trust Leasing LLC, as seller, and the Issuing Entity, as purchaser (included in Exhibit 10.2 to the Form 8-K of the Issuing Entity, as filed with the SEC on September 26, 2024, which is incorporated herein by reference).
10.3	Second Amended and Restated Servicing Agreement, dated as of May 1, 2023, among Mercedes-Benz Financial Services USA LLC, as servicer and as lender, Mercedes-Benz Vehicle Trust, as titling trust, and Collateral Title Co., as collateral agent (included in Exhibit 10.3 to the Form 8-K of the Issuing Entity, as filed with the SEC on September 19, 2024, which is incorporated herein by reference).
10.4	2023-B Servicing Supplement, dated as of September 1, 2024, among Mercedes-Benz Financial Services USA LLC, as servicer and as lender, Mercedes-Benz Vehicle Trust, as titling trust, and Collateral Title Co., as collateral agent (included in Exhibit 10.4 to the Form 8-K of the Issuing Entity, as filed with the SEC on September 26, 2024, which is incorporated herein by reference).
10.5	Asset Representations Review Agreement, dated as of September 1, 2024, among the Issuing Entity, Mercedes-Benz Financial Services USA LLC, as administrator, and Clayton Fixed Income Services LLC, as asset representations reviewer (included in Exhibit 10.5 to the Form 8-K of the Issuing Entity, as filed with the SEC on September 26, 2024, which is incorporated herein by reference).
31.1	Certification of Mercedes-Benz Financial Services USA LLC, as Servicer, pursuant to Rule 13a-14(d)/15d-14(d) (Section 302 Certification).
33.1	Report on Assessment of Compliance with Servicing Criteria for Mercedes-Benz Financial Services USA LLC, as Servicer.
33.2	Report on Assessment of Compliance with Applicable Servicing Criteria for U.S. Bank Trust Company, National Association, as Indenture Trustee.
34.1	Attestation Report of Grant Thornton LLP on Assessment of Compliance with Servicing Criteria relating to Mercedes-Benz Financial Services USA LLC, as Servicer.
34.2	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Applicable Servicing Criteria relating to U.S. Bank Trust Company, National Association, as Indenture Trustee.
35.1	Servicer Compliance Statement of Mercedes-Benz Financial Services USA LLC, as Servicer.
99.1	Amended and Restated Intercreditor Agreement, dated as of May 24, 2023, among Mercedes-Benz Financial Services USA LLC, Mercedes-Benz Vehicle Trust, Mercedes-Benz Trust Holdings LLC, and the other persons becoming party thereto from time to time pursuant to a Joinder Agreement (included in Exhibit 99.1 to the Form 8-K of the Issuing Entity, as filed with the SEC on September 19, 2024, which is incorporated herein by reference).
99.2	2024-B Collateral Account Control Agreement, dated as of September 1, 2024, between the Issuing Entity and U.S. Bank Trust Company, National Association, as assignee-secured party and U.S. Bank National Association, as securities intermediary (included in Exhibit 99.2 to the Form 8-K of the Issuing Entity, as filed with the SEC on September 26, 2024, which is incorporated herein by reference).
99.3	Titling Trust Account Control Agreement, dated as of September 1, 2024, between Mercedes-Benz Vehicle Trust and U.S. Bank Trust Company, National Association, as assignee-secured party and U.S. Bank National Association, as securities intermediary (included in Exhibit 99.3 to the Form 8-K of the Issuing Entity, as filed with the SEC on September 26, 2024, which is incorporated herein by reference).

Exhibit Number	Description

99.4	2024-B Administration Agreement, dated as of September 1, 2024, among the Issuing Entity, Mercedes-Benz Financial Services USA LLC, as Administrator, and U.S. Bank Trust Company, National Association, as Indenture Trustee (included in Exhibit 99.4 to the Form 8-K of the Issuing Entity, as filed with the SEC on September 26, 2024, which is incorporated herein by reference).

(c)	Not applicable.

Item 16.	Form 10-K Summary.

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

Dated: March 25, 2026

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

Exhibit Number	Description
10.1	First-Tier Sale Agreement, dated as of September 1, 2024, between Mercedes-Benz Financial Services USA LLC, as seller, and Mercedes-Benz Trust Leasing LLC, as purchaser (included in Exhibit 10.1 to the Form 8-K of the Issuing Entity, as filed with the SEC on September 26, 2024, which is incorporated herein by reference).
10.2

Second-Tier Sale Agreement, dated as of September 1, 2024, between Mercedes-Benz Trust Leasing LLC, as seller, and the Issuing Entity, as purchaser (included in Exhibit 10.2 to the Form 8-K of the Issuing Entity, as filed with the SEC on September 26, 2024, which is incorporated herein by reference).

10.3	Second Amended and Restated Servicing Agreement, dated as of May 1, 2023, among Mercedes-Benz Financial Services USA LLC, as servicer and as lender, Mercedes-Benz Vehicle Trust, as titling trust, and Collateral Title Co., as collateral agent (included in Exhibit 10.3 to the Form 8-K of the Issuing Entity, as filed with the SEC on September 19, 2024, which is incorporated herein by reference).
10.4	2024-B Servicing Supplement, dated as of September 1, 2024, among Mercedes-Benz Financial Services USA LLC, as servicer and as lender, Mercedes-Benz Vehicle Trust, as titling trust, and Collateral Title Co., as collateral agent (included in Exhibit 10.4 to the Form 8-K of the Issuing Entity, as filed with the SEC on September 26, 2024, which is incorporated herein by reference).
10.5	Asset Representations Review Agreement, dated as of September 1, 2024, among the Issuing Entity, Mercedes-Benz Financial Services USA LLC, as administrator, and Clayton Fixed Income Services LLC, as asset representations reviewer (included in Exhibit 10.5 to the Form 8-K of the Issuing Entity, as filed with the SEC on September 26, 2024, which is incorporated herein by reference).
31.1	Certification of Mercedes-Benz Financial Services USA LLC, as Servicer, pursuant to Rule 13a-14(d)/15d-14(d) (Section 302 Certification).
33.1	Report on Assessment of Compliance with Servicing Criteria for Mercedes-Benz Financial Services USA LLC, as Servicer.
33.2	Report on Assessment of Compliance with Applicable Servicing Criteria for U.S. Bank Trust Company, National Association, as Indenture Trustee.
34.1	Attestation Report of Grant Thornton LLP on Assessment of Compliance with Servicing Criteria relating to Mercedes-Benz Financial Services USA LLC, as Servicer.
34.2	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Applicable Servicing Criteria relating to U.S. Bank Trust Company, National Association, as Indenture Trustee.
35.1	Servicer Compliance Statement of Mercedes-Benz Financial Services USA LLC, as Servicer.
99.1	Amended and Restated Intercreditor Agreement, dated as of May 24, 2023, among Mercedes-Benz Financial Services USA LLC, Mercedes-Benz Vehicle Trust, Mercedes-Benz Trust Holdings LLC, and the other persons becoming party thereto from time to time pursuant to a Joinder Agreement (included in Exhibit 99.1 to the Form 8-K of the Issuing Entity, as filed with the SEC on September 19, 2024, which is incorporated herein by reference).

Exhibit Number	Description
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